Form 10-Q
period 1996-06-30
MDL INFORMATION SYSTEMS INC
filed 1996-08-14
CIK 895330

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ----------------
                         Commission file number 0-21596

                         MDL INFORMATION SYSTEMS, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                             94-3167497
                 --------                             ----------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)


14600 Catalina Street  San Leandro, CA                            94577
- -----------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)


(510) 895-1313
- -------------------------------------------------------------------------
(Registrant's Telephone Number, Including Area Code)


- -------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No

                      Applicable Only to Corporate Issuers

Number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 1996;

Common Stock, $.01 Par Value  - 8,658,967 SHARES

                                     INDEX

                         MDL INFORMATION SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION                                                              PAGE
                                                                                           NUMBER
Item 1.  Consolidated Financial Statements (Unaudited)

     Condensed consolidated balance sheets --
         June 30, 1996 and March 31, 1996                                                     3
     Condensed consolidated statements of operations --
         Three months ended June 30, 1996 and 1995                                            4
     Condensed consolidated statements of cash flows --
         Three months ended June 30, 1996 and 1995                                            5
     Notes to condensed consolidated financial statements--
         June 30, 1996                                                                        6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                          7-13

PART II.  OTHER INFORMATION

Items 1-5      Not applicable                                                                14
Item 6         Exhibits and Reports on Form 8-K                                              14


SIGNATURE                                                                                    15

PART I.  FINANCIAL INFORMATION

                          MDL INFORMATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS


                                                                                 JUNE 30, 1996       MARCH 31, 1996
                                                                                 -------------       --------------
                                                                                  (UNAUDITED)             (A)
Current Assets:
  Cash and cash equivalents                                                          $16,178               $15,134
  Accounts receivable, net                                                            17,728                19,542
  Prepaid expenses and other assets                                                    1,415                 1,733
                                                                                     -------               -------
            Total current assets                                                      35,321                36,409

  Property and equipment, net                                                          3,305                 2,864
  Capitalized software development and acquired technology, net                       14,788                14,983
  Deferred tax asset                                                                   2,556                 2,556
  Other assets                                                                           313                   320
                                                                                     -------               -------
            Total assets                                                             $56,283               $57,132
                                                                                     =======               =======

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Note payable                                                                        $1,900                $1,900
  Accounts payable                                                                     1,393                 1,429
  Accrued compensation                                                                 1,094                 3,219
  Accrued royalties                                                                    2,017                 1,590
  Other accrued liabilities                                                            1,679                 1,496
  Deferred revenues                                                                    9,149                10,913
                                                                                     -------               -------
            Total current liabilities                                                 17,232                20,547

Stockholders' equity:
  Common stock, $.01 par value                                                            85                    85
  Paid-in capital in excess of par                                                    17,467                16,426
  Retained earnings                                                                   22,218                20,486
  Cumulative translation adjustment                                                     (719)                 (412)
                                                                                     -------               -------
            Total stockholders' equity                                                39,051                36,585
                                                                                     -------               -------
            Total liabilities and stockholders' equity                               $56,283               $57,132
                                                                                     =======               =======

(A) The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to financial statements.

                         MDL INFORMATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                               --------------------------------
                                                                               1996                        1995
                                                                               ----                        ----
Revenues:
    License and other                                                         $8,381                       $5,728
    Database                                                                   3,130                        2,851
    Maintenance                                                                4,979                        4,568
                                                                           ---------                    ---------
               Total revenues                                                 16,490                       13,147
                                                                           ---------                    ---------
Costs and expenses:
    Cost of revenues                                                           2,823                        2,147
    Product development                                                        3,939                        2,641
    Sales, marketing and customer service                                      6,596                        6,111
    General and administrative                                                 1,362                        1,022
                                                                           ---------                    ---------
               Total costs and expenses                                       14,720                       11,921
                                                                           ---------                    ---------
Income from operations                                                         1,770                        1,226
                                                                           ---------                    ---------
Other income (expense):
    Interest income (expense)                                                     66                          (30)
    Other                                                                        368                          231
                                                                           ---------                    ---------
               Total other income, net                                           434                          201
                                                                           ---------                    ---------
Income before income taxes                                                     2,204                        1,427
Provision for income taxes                                                      (472)                        (368)
                                                                           ---------                    ---------
Net income                                                                    $1,732                       $1,059
                                                                           =========                    =========
Net income per common share                                                    $0.18                        $0.12
                                                                           =========                    =========
Shares used in computing net income
  per common share                                                         9,634,265                    8,935,104
                                                                           =========                    =========

See accompanying notes to financial statements.

                           MDL INFORMATION SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                          THREE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                      -------------------------
                                                                                        1996              1995
                                                                                      --------          -------
Net cash provided by operating activities                                             $ 1,838           $ 1,561

Cash flows used in investing activities:
    Purchase of property and equipment                                                   (835)             (434)
    Capitalized software development and acquired technology costs                     (1,000)           (1,636)
                                                                                      --------          -------
        Net cash used in investing activities                                          (1,835)           (2,070)
                                                                                      -------           -------
Cash flows provided by financing activities:
    Exercise of stock options                                                           1,041               496
                                                                                      -------           -------
        Net cash provided by financing activities                                       1,041               496
                                                                                      -------           -------
Increase (decrease) in cash and cash equivalents                                        1,044               (13)
                                                                                      -------           -------
Cash and cash equivalents at beginning of period                                       15,134             4,889
                                                                                      -------           -------
Cash and cash equivalents at end of period                                            $16,178           $ 4,876
                                                                                      =======           =======


See accompanying notes to financial statements.

                         MDL INFORMATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 1996

NOTE A - BASIS OF PRESENTATION

MDL Information Systems, Inc. and its subsidiaries (collectively referred to as "MDL" or the "Company") supply scientific information management software, chemical information databases and related services to the pharmaceutical, chemical, agrochemical and biotechnology industries.

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1996.

These financial statements reflect the consolidation of MDL Information Systems, Inc. and its subsidiaries at June 30, 1996 and March 31, 1996, the consolidated results of operations for the three months ended June 30, 1996 and 1995, and the consolidated cash flows for the three months ended June 30, 1996 and 1995. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to reflect current presentation of financial information.

NOTE B - NET INCOME PER COMMON SHARE

Net income per share was computed using the weighted average number of common shares outstanding and dilutive common equivalent shares attributable to stock options.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed herein under the caption "Quarterly Results" and those discussed in the Company's fiscal 1996 Annual Report on Form 10-K under the caption "Risk Factors."

The Company was incorporated in October 1992 to acquire substantially all of the assets and assume certain liabilities of Molecular Design Limited, an indirect wholly-owned subsidiary of Macmillan, Inc., which was a majority-owned subsidiary of Maxwell Communication Corporation plc. The Company effected an initial public offering and acquired the MDL Business in July 1993.

The Company is engaged in the development, marketing and support of scientific information management software, chemical information databases and related services. The Company's first product was MACCS. After introducing MACCS, the Company continued to develop and introduce new products, including REACCS, MACCS-II and CPSS, as well as a number of chemical information databases. In September 1991, commercial shipments of ISIS (Integrated Scientific Information System) commenced. ISIS offers an integrated client-server-based management system for sharing scientific information throughout an organization. In March 1996, the Company released ISIS 2.0, which capped the largest product development effort in the Company's history.

The market for integrated, client-server-based software is new and emerging. A number of the Company's customers currently do not have in place the computing or networking environments necessary to fully utilize ISIS. Consequently, widespread adoption of ISIS will depend, in part, on customers purchasing and installing client-server computing and networking capabilities. There can be no assurance as to whether or when such systems will be installed on a widespread basis. Although the ISIS software has been licensed to a significant number of the Company's customers, many of those customers have licensed a limited number of seats for evaluation purposes, and there can be no assurance that ISIS will achieve any further degree of market acceptance. If ISIS does not achieve any further degree of market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

QUARTERLY RESULTS

The Company's quarterly operating results have in the past and may in the future vary significantly depending upon such factors as the timing of new product introductions, changes in pricing policies by the Company and its competitors, market acceptance of new products and enhanced versions of existing products, the capital expenditure budgets of its customers and lengthy sales cycles. Although a significant portion of the Company's revenues in each quarter result from orders received in that quarter, the majority of the Company's expense levels are fixed, based on expectations of future revenues. In addition, a substantial amount of the Company's quarterly revenues have typically been recorded in the third month of the quarter with a concentration of such revenues in the last half of that month. The timing of the closing of large license agreements increases the risk of quarter-to-quarter revenue fluctuations. As a result, if revenue is not realized as expected, the Company's operating results will be materially adversely affected. The Company's quarterly revenues and operating results have also varied due to seasonal factors. The Company believes that this seasonality is a result of its customers postponing capital expenditures until the end of their fiscal year, which in most cases corresponds to the Company's fiscal quarter ending December 31. Due to all of the foregoing, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be adversely affected. The Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

OVERVIEW/NET INCOME

Net income for the quarter ended June 30, 1996 was $1.7 million or $.18 per share compared to net income of $1.1 million or $.12 per share for the quarter ended June 30, 1995. The increase in net income resulted from a 25% increase in total revenues partially offset by a 23% increase in operating costs and expenses. The increase in total revenues included a 39% increase in total ISIS revenues, a 99% increase in training and consulting revenues, and a 10% increase in database revenues.

At June 30, 1996 there were 354 employees as compared to 335 at June 30, 1995.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain items in the consolidated statements of operations of the Company for the three months ended June 30, 1996 and 1995, respectively:

                                                                            THREE MONTHS ENDED JUNE 30,
                                                                          1996                      1995
                                                                        ----------------------------------
                                                                          %REV                      %REV
Revenues:
    License and other                                                      51%                       43%
    Database                                                               19                        22
    Maintenance                                                            30                        35
                                                                          ---                       ---
                  Total revenues                                          100%                      100%
                                                                          ---                       ---
Costs and Expenses:
    Cost of revenues                                                       17%                       16%
    Product development                                                    24                        20
    Sales, marketing and customer service                                  40                        47
    General and administrative                                              8                         8
                                                                          ---                       ---
                  Total costs and expenses                                 89                        91
                                                                          ---                       ---
Income from operations                                                     11                         9
                                                                          ---                       ---
Other income (expense):
    Other                                                                   3                         2
                                                                          ---                       ---
                  Total other income, net                                   3                         2
                                                                          ---                       ---

Income before income taxes                                                 14                        11
Provision for income taxes                                                 (3)                       (3)
                                                                          ---                       ---
Net income                                                                 11%                        8%
                                                                          ===                       ===

REVENUES:

Total revenues increased by 25% to $16.5 million for the quarter ended June 30, 1996 from $13.1 million for the quarter ended June 30, 1995. The increase in total revenues was the result of higher total ISIS revenues, higher training and consulting revenues and increased renewals of the Company's database products.

License and other revenues increased by 46% to $8.4 million for the quarter ended June 30, 1996 from $5.7 million for the quarter ended June 30, 1995. The increase in license and other revenues for the quarter was due to a $1.7 million or 36% increase in ISIS license revenues and an $800 thousand or 99% increase in training and consulting revenues. ISIS license revenues for the quarter ended June 30, 1996 were $6.5 million or 77% of total license and other revenues compared to $4.8 million or 83% of total license and other revenues for the quarter ended June 30, 1995. Training and consulting revenues for the quarter ended June 30, 1996 and 1995 were $1.6 million and $800 thousand, respectively. The Company has increased staffing in the Professional Services Group which has increased the delivery of training and consulting services.

Database revenues increased by 10% to $3.1 million for the quarter ended June 30, 1996 from $2.9 million for the quarter ended June 30, 1995. These increases were due to increased renewals of the ACD, MDDR, CIRX and OHS database products. Database renewals represented 73% and 70% of the total database revenues for the quarters ended June 30, 1996 and 1995, respectively. Database renewals are expected to contribute a significant percentage of total database revenues in future periods.

Maintenance revenues increased by 9% to $5.0 million for the quarter ended June 30, 1996 from $4.6 million for the quarter ended June 30, 1995. The increase was due to an increase in ISIS maintenance offset by declining maintenance revenues from the MACCS and REACCS product lines. In the quarters ended June 30, 1996 and 1995, 57% and 43%, respectively, of maintenance revenues were recognized under contracts for the support of ISIS. The Company expects total maintenance revenues to continue to increase as the Company enters into new contracts and customers deploy more seats of ISIS. Maintenance revenues related to the MACCS and REACCS product lines are expected to continue to decline.

Revenues from foreign sales of licenses and services include revenues denominated in foreign currencies sold through the Company's foreign subsidiaries and export revenues denominated in United States dollars sold through the Company's distributors in Asia. Geographical distribution of total revenues was as follows:

                                                         THREE MONTHS ENDED JUNE 30,
($ IN THOUSANDS)                       1996                  1996                   1995               1995
                                     ----------------------------------------------------------------------
                                      $ REV                 % REV                  $ REV              % REV
Region:
United States                         6,630                   40%                   5,070               39%
Europe                                6,758                   41%                   6,037               46%
Asia/Pacific                          3,102                   19%                   2,040               15%
                                     ----------------------------------------------------------------------
Total Revenues                       16,490                  100%                  13,147              100%
                                     ======================================================================

The geographical results have varied significantly and are expected to vary significantly in the future due to the size of the Company's orders and the length of its sales cycle. The Company expects that revenues from foreign operations and export sales will continue to account for a significant percentage of its total revenues, and although the Company has entered into foreign currency hedging arrangements to minimize its risk of loss, fluctuations in foreign currency exchange rates could affect the Company's results of operations in the future.

COSTS AND EXPENSES:

COST OF REVENUES

Cost of revenues increased by 31% to $2.8 million in the quarter ended June 30, 1996 from $2.1 million in the quarter ended June 30, 1995. Amortization of capitalized software development and acquired technology costs was $1.2 million and $1.3 million for the quarters ended June 30, 1996 and 1995, respectively. Royalty costs were $857 thousand or 5% of total revenues for the quarter ended June 30, 1996 as compared to $583 thousand or 4% of total revenues for the quarter ended June 30, 1995. The increase in royalty costs was due to higher sales of royalty bearing products. There were also increased costs related to the production and shipping of ISIS 2.0 and SCREEN 1.0.

PRODUCT DEVELOPMENT

The Company believes that a significant level of investment in product development is essential to market leadership. Product development expense for any period represents the difference between total product development expenditures and capitalized software development costs for such period.
Total product development expenditures increased by 22% to $4.9 million in the quarter ended June 30, 1996 from $4.0 million in the quarter ended June 30, 1995. This increase is primarily due to higher salaries and bonuses in the development group. Development headcount at June 30, 1996 was 132 compared to 130 at June 30, 1995. The Company anticipates that it will continue to commit substantial resources to product development in the future.

The Company capitalizes software development costs based on development budgets and begins to capitalize costs upon the establishment of technological feasibility. The Company capitalized $1.0 million of software development costs for the quarter ended June 30, 1996 and $1.4 million for the quarter ended June 30, 1995. The decrease in the amount capitalized in fiscal 1997 is due to the completion of ISIS 2.0, which was released in March 1996.

SALES, MARKETING AND CUSTOMER SERVICE

Sales, marketing and customer service expenses, which include sales commissions and bonuses, increased by 8% to $6.6 million in the quarter ended June 30, 1996 from $6.1 million in the quarter ended June 30, 1995. The increase was primarily due to increases in headcount (from 159 at June 30, 1995 to 174 at June 30, 1996), higher commissions and bonuses earned in connection with increased revenues and the effect of foreign currency movements on the operating expenses of the Company's European sales offices.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by 33% to $1.4 million for the quarter ended June 30, 1996 from $1.0 million for the quarter ended June 30, 1995. The increase is primarily due to a general rise in a variety of general and administrative expenses mostly in the Information Technology group. General and administrative headcount was 48 and 46 people at June 30, 1996 and 1995, respectively.

OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income and expense, miscellaneous income and expense items and the realized gains and losses on foreign currency denominated transactions. Total other income (expense) was $434 thousand and $201 thousand for the quarters ended June 30, 1996 and 1995, respectively. The Company realized foreign currency exchange gains of $361 thousand and $217 thousand, respectively, in the quarters ended June 30, 1996 and 1995.

PROVISION FOR INCOME TAXES

The provision for income taxes was $472 thousand and $368 thousand for the quarters ended June 30, 1996 and 1995, respectively. The provision for these
periods relates primarily to foreign income and withholding tax.   As of March
31, 1996, the Company had available for federal income tax purposes approximately $21.1 million of net operating loss carryforwards which will expire beginning in the year ending 2009 through 2011 if not used to offset future taxable income.

The Company has adopted, for all periods presented, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for financial accounting and reporting for income taxes. Under SFAS 109, the Company recorded a $2.6 million tax benefit in the fourth quarter of fiscal 1996 which represents the portion of the Company's deferred tax assets that management expects will be realized. Current accounting standards require the recognition of such tax benefits when it becomes more likely than not that they will be realized. On this basis, the Company intends to evaluate the amount recognized during fiscal 1997 based on current and projected operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had $16.2 million of cash and cash equivalents and $18.1 million of working capital. Net cash provided by operating activities was $1.8 million and $1.6 million for the quarter ended June 30, 1996 and 1995, respectively. The Company used $835 thousand and $434 thousand in the quarters ended June 30, 1996 and 1995, respectively, for the purchase of property and equipment, principally computer hardware and peripherals. The Company expects that future purchases of property and equipment will likely be proportional to the Company's employee base.

The Company has secured a line of credit with a bank that permits aggregate borrowings of up to $5.0 million, subject to the balance of eligible accounts receivable. The interest rate on such borrowings is prime plus 1/4% and the line matures in June 1997. The Company believes that existing cash resources, amounts available under the line of credit and expected cash flows from operations will be sufficient to fund the Company's cash needs for at least the foreseeable future including payment of a $1.9 million note due on October 1, 1996. The Company expects its liquidity needs for the next twelve months to be consistent with historical requirements. At some point, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

PART II.  OTHER INFORMATION

Item 1:          Legal Proceedings -  Not Applicable

Item 2:          Changes in Securities - Not Applicable

Item 3:          Defaults Upon Senior Securities - Not Applicable

Item 4:          Submission of Matters to a Vote of Security Holders - Not
                 Applicable

Item 5:          Other Information - Not Applicable

Item 6:          Exhibits and Reports on Form 8-K

                 (A)      EXHIBITS

EXHIBIT
NUMBER:

11.1             Computation of Earnings Per Common Share

27.1             Financial Data Schedule

                 (B)      REPORT ON FORM 8-K - Not applicable

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MDL INFORMATION SYSTEMS, INC.
                                 -----------------------------
                                          (Registrant)



Date:    August 14, 1996         -------------------------------
                                 John J. Hanlon, Senior Vice President - Finance
                                 (Principal Financial Officer)

                                EXHIBIT INDEX


Exhibit #        Description of Document


  11.1          Computation of Earnings Per Common Share

  27.1          Financial Data Schedule
