Form 10-Q
period 1996-09-30
MDL INFORMATION SYSTEMS INC
filed 1996-11-08
CIK 895330

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _________________

                         Commission file number 0-21596

                          MDL INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                    Delaware                                        94-3167497
      (State or other jurisdiction of                           (I.R.S. Employer
       incorporation or organization)                        Identification No.)

     14600 Catalina Street  San Leandro, CA                                94577
     (Address of Principal Executive Offices)                         (Zip Code)

     (510) 895-1313
     (Registrant's Telephone Number, Including Area Code)

     --------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
                      Applicable Only to Corporate Issuers

Number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 1996;

Common Stock, $.01         Par Value  - 8,747,250 shares

                                      INDEX

                          MDL INFORMATION SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION                                            PAGE
                                                                         NUMBER

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

     Condensed consolidated balance sheets--
         September 30, 1996 and March 31, 1996                              3
     Condensed consolidated statements of operations --
         Three months and six months ended September 30, 1996 and 1995 4 Condensed consolidated statements of cash flows --
         Six months ended September 30, 1996 and 1995                       5
     Notes to condensed consolidated financial statements--
         September 30, 1996                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      7-13

PART II.  OTHER INFORMATION

Items 1-3,5      Not applicable                                             14
Item 4              Submission of matters to a vote of security holders   14-15
Item 6           Exhibits and Reports on Form 8-K                           15

SIGNATURE                                                                   16

PART I.  FINANCIAL INFORMATION

                          MDL INFORMATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                            SEPTEMBER 30, 1996  MARCH 31, 1996
                                                            ------------------  --------------
                                                                (UNAUDITED)          (a)
Current Assets:
  Cash and cash equivalents                                      $ 10,754        $ 15,134
  Marketable securities                                             5,255
  Accounts receivable, net                                         16,887          19,542
  Prepaid expenses and other assets                                 1,600           1,733
                                                                 --------        --------
             Total current assets                                  34,496          36,409

  Property and equipment, net                                       4,187           2,864
  Capitalized software development costs, net                      14,593          14,983
  Deferred tax asset                                                2,556           2,556
  Other assets                                                      2,457             320
                                                                 --------        --------
             Total assets                                        $ 58,289        $ 57,132
                                                                 ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Note payable                                                   $  1,900        $  1,900
  Accounts payable                                                  1,633           1,429
  Accrued compensation                                              1,436           3,219
  Accrued royalties                                                 2,314           1,590
  Other accrued liabilities                                         1,877           1,496
  Deferred revenues                                                 8,322          10,913
                                                                 --------        --------
             Total current liabilities                             17,482          20,547

Stockholders' equity:
  Common stock, $.01 par value                                         87              85
  Paid-in capital in excess of par                                 18,210          16,426
  Retained earnings                                                23,314          20,486
  Cumulative translation adjustment                                  (804)           (412)
                                                                 --------        --------
             Total stockholders' equity                            40,807          36,585
                                                                 --------        --------
             Total liabilities and stockholders' equity          $ 58,289        $ 57,132
                                                                 ========        ========

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

                          MDL INFORMATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                           -------------                       -------------
                                                      1996              1995               1996               1995
                                                      ----              ----               ----               ----
Revenues:
    License and other                           $     7,649        $     7,290        $    16,030        $    13,018
    Database                                          3,533              2,692              6,663              5,543
    Maintenance                                       4,237              4,038              9,216              8,606
                                                -----------        -----------        -----------        -----------
               Total revenues                        15,419             14,020             31,909             27,167
                                                -----------        -----------        -----------        -----------

Costs and Expenses:
    Cost of revenues                                  2,935              2,408              5,758              4,555
    Product development                               3,422              2,419              7,361              5,060
    Sales, marketing and customer service             6,622              6,225             13,218             12,336
    General and administrative                        1,462              1,005              2,824              2,027
                                                -----------        -----------        -----------        -----------
               Total costs and expenses              14,441             12,057             29,161             23,978
                                                -----------        -----------        -----------        -----------

Income from operations                                  978              1,963              2,748              3,189
                                                -----------        -----------        -----------        -----------

Other income (expense):
    Interest income (expense)                           136                (17)               202                (47)
   Other                                                 83                 59                451                290
                                                -----------        -----------        -----------        -----------

               Total other income, net                  219                 42                653                243
                                                -----------        -----------        -----------        -----------

Income before income taxes                            1,197              2,005              3,401              3,432
Provision for income taxes                             (101)              (218)              (573)              (586)
                                                -----------        -----------        -----------        -----------

Net income                                      $     1,096        $     1,787        $     2,828        $     2,846
                                                ===========        ===========        ===========        ===========

Net income per common share                     $      0.11        $      0.19        $      0.29        $      0.31
                                                ===========        ===========        ===========        ===========

Shares used in computing net income
  per common share                                9,686,831          9,178,975          9,660,548          9,057,040
                                                ===========        ===========        ===========        ===========

See accompanying notes to financial statements.

                          MDL INFORMATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           SIX MONTHS ENDED
                                                             SEPTEMBER 30,
                                                             -------------
                                                          1996            1995
                                                          ----            ----
Net cash provided by operating activities               $  3,201        $ 3,503

Cash flows used in investing activities:
    Purchase of short-term investments                    (6,855)
    Proceeds from sales of marketable securities           1,600
    Purchase of property and equipment                    (2,112)          (867)
    Capitalized software development costs                (2,000)        (3,022)
                                                        --------        -------
        Net cash used in investing activities             (9,367)        (3,889)
                                                        --------        -------

Cash flows provided by financing activities:
    Exercise of stock options                              1,786            838
                                                        --------        -------
        Net cash provided by financing activities          1,786            838
                                                        --------        -------

Increase/(decrease) in cash and cash equivalents          (4,380)           452
                                                        --------        -------

Cash and cash equivalents at beginning of period          15,134          4,889
                                                        --------        -------
Cash and cash equivalents at end of period              $ 10,754        $ 5,341
                                                        ========        =======

See accompanying notes to financial statements.

                          MDL INFORMATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 1996

NOTE A -  BASIS OF PRESENTATION

MDL Information Systems, Inc. and its subsidiaries (collectively referred to as "MDL" or the "Company") supply scientific information management software, chemical information databases and related services to the pharmaceutical, chemical, agrochemical and biotechnology industries.

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1996.

These financial statements reflect the consolidation of MDL Information Systems, Inc. and its subsidiaries at September 30, 1996 and March 31, 1996, the consolidated results of operations for the three and six months ended September 30, 1996 and 1995, and the consolidated cash flows for the six months ended September 30, 1996 and 1995. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to reflect current presentation of financial information.

NOTE B - NET INCOME PER COMMON SHARE

Net income per share was computed using the weighted average number of common shares outstanding and dilutive common equivalent shares attributable to stock options. (see Exhibit 11.1)

NOTE C - SUBSEQUENT EVENT

On October 1, 1996 the Company paid the prior owners of the OHS database $2.1 million, consisting of $1.9 million of principal and $195 thousand of interest.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results in any such forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed herein under the caption "Business Risks" and elsewhere in this Report as well as potential fluctuations in quarterly results, product development, technological change, competition, foreign sales, dependence upon key personnel, management of growth and general economic and market conditions. A discussion of such risk can be found in the Company's fiscal 1996 Annual Report on Form 10-K under the caption "Risk Factors."

The Company is engaged in the development, marketing and support of scientific information management software, chemical information databases and related services. The Company's first product was MACCS. After introducing MACCS, the Company continued to develop and introduce new products, including REACCS, MACCS-II and CPSS, as well as a number of chemical information databases. In September 1991, commercial shipments of ISIS (Integrated Scientific Information System) commenced. ISIS offers an integrated client-server-based management system for sharing scientific information throughout an organization. In March 1996, the Company released ISIS 2.0, a major upgrade to ISIS. The Company continues to invest in ISIS.

BUSINESS RISKS

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

The Company's quarterly operating results have in the past and may in the future vary significantly depending upon such factors as the timing of new product introductions, changes in pricing policies by the Company and its competitors, market acceptance of new products and enhanced versions of existing products, the capital expenditure budgets of its customers and lengthy sales cycles. Although a significant portion of the Company's revenues in each quarter result from orders received in that quarter, the majority of the Company's expense levels are fixed, based on expectations of future revenues. In addition, a substantial amount of the Company's quarterly revenues have typically been recorded in the third month of the quarter with a concentration of such revenues in the last half of that month. The timing of the closing of large license agreements increases the risk of quarter-to-quarter revenue and net income fluctuations. As a result, if revenue is not realized as expected, the Company's operating results will be materially adversely affected. The Company's quarterly revenues and operating results have also varied due to seasonal factors. The Company believes that this seasonality is a result of its customers postponing capital expenditures until the end of their fiscal year, which in most cases corresponds to the Company's fiscal quarter ending December 31. Due to all of the foregoing, it is likely that in some quarterly reporting periods the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be adversely affected. The Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

OVERVIEW/NET INCOME

Net income for the quarter ended September 30, 1996 was $1.1 million or $.11 per share compared to net income of $1.8 million or $.19 per share for the quarter ended September 30, 1995. The decrease in net income resulted from a 10% increase in total revenues offset by a 20% increase in operating costs and expenses.

Net income for the six months ended September 30, 1996 was $2.8 million or $.29 per share compared to net income of $2.8 million or $.31 per share for the six months ended September 30, 1995. Total revenues for the six month period ended September 30, 1996 were up 17% over 1995 while operating costs and expenses increased by 22%.

At September 30, 1996 the Company employed 362 people as compared to 334 at September 30, 1995.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain items in the consolidated statements of operations of the Company for the three and six months ended September 30, 1996 and 1995, respectively:


                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                               1996         1995        1996         1995
                                               ----         ----        ----         ----
                                               %REV         %REV        %REV         %REV
Revenues:
    License and other                           50%          52%          50%          48%
    Database                                    23           19           21           20
    Maintenance                                 27           29           29           32
                                              ----         ----         ----         ----
               Total revenues                  100%         100%         100%         100%
                                              ----         ----         ----         ----

Costs and Expenses:
    Cost of revenues                            19%          17%          18%          17%
    Product development                         22           17           23           19
    Sales, marketing & customer service         44           45           41           45
    General and administrative                   9            7            9            7
                                              ----         ----         ----         ----
               Total costs and expenses         94           86           91           88
                                              ----         ----         ----         ----

Income from operations                           6           14            9           12
                                              ----         ----         ----         ----

Other income (expense):
    Interest income, net                         1                         1
    Other                                        1                         1            1
                                              ----                      ----         ----
               Total other income, net           2                         2            1
                                              ----                      ----         ----

Income before income taxes                       8           14           11           13
Provision for income taxes                      (1)          (1)          (2)          (2)
                                              ----         ----         ----         ----

Net income                                       7%          13%           9%          11%
                                              ====         ====         ====         ====

REVENUES:

Total revenues for the quarter ended September 30, 1996 were $15.4 million, a 10% increase over the $14.0 million reported for the quarter ended September 30, 1995. For the six months ended September 30, 1996, total revenues were $31.9 million, a 17% increase over the $27.2 million reported for the six months ended September 30, 1995. The increase from quarter to quarter was primarily due to a 31% increase in database revenues and a 47% increase in Professional Services revenues offsetting a 3% decline in the licensing of software products. The increase in the six month period was primarily due to a 69% increase in Professional Services revenues, a 20% increase in database revenues and a 16% increase in total ISIS revenues.

License and other revenues increased by 5% to $7.6 million for the quarter ended September 30, 1996 from $7.3 million for the quarter ended September 30, 1995. License and other revenues increased by 23% to $16.0 million for the six months ended September 30, 1996 from $13.0 million for the six months ended September 30, 1995. In the quarter ended September 30, 1996, license revenues were $5.2 million, down 14% from the $6.1 million recorded in the comparable quarter ended September 30, 1995. Professional Services revenues were $1.6 million in the quarter ended September 30, 1996, an increase of 47% over the $1.1 million recorded in comparable period in 1995. In the six month period ended September 30, 1996 ISIS license revenues increased by 8% to $11.7 million over the $10.9 million recorded in the comparable period ended in 1995. Professional services revenues were $3.2 million in the six months ended September 30, 1996, an increase of 69% over the $1.9 million recorded in the comparable period ended September 30, 1995. ISIS license revenues for the quarter and six months ended September 30, 1996 were 69% and 73% of total license and other revenues, respectively, compared to 84% and 83% for the same periods ended September 30, 1995.

Database revenues increased by 31% to $3.5 million for the quarter ended September 30, 1996 from $2.7 million for the quarter ended September 30, 1995. Database revenues increased by 20% to $6.7 million for the six months ended September 30, 1996 from $5.5 million for the six months ended September 30, 1995. These increases were primarily due to increased new sales and renewals of the ACD, MDDR, CIRX and OHS database products. Database renewals represented 65% and 69% of the total database revenues for the quarter and six months ended September 30, 1996, respectively, as compared to 64% and 67% for the same periods ended September 30, 1995. Database renewals are expected continue to contribute a significant percentage of total database revenues in future periods.

Maintenance revenues increased by 5% to $4.2 million for the quarter ended September 30, 1996 from $4.0 million for the quarter ended September 30, 1995. Maintenance revenues increased by 7% to $9.2 million for the six months ended September 30, 1996 from $8.6 million for the six months ended September 30, 1995. These increases were due to an increase in ISIS maintenance offset by declining maintenance revenues from the MACCS and REACCS product lines. In the quarter and six months ended September 30, 1996, 62% and 59%, respectively, of maintenance revenues were recognized under contracts for the support of ISIS as compared to 48% and 45% for the same periods ended September 30, 1995. The Company expects ISIS maintenance revenues to continue to increase as the Company enters into new contracts and customers deploy more ISIS seats. Maintenance revenues related to the MACCS and REACCS product lines are expected to continue to decline. Total maintenance revenues in future periods will depend on the mix of these revenue sources.

Revenues from foreign sales of licenses and services include revenues denominated in foreign currencies sold through the Company's foreign subsidiaries and export revenues denominated in United States dollars sold through the Company's distributors in Asia. Geographical distribution of total revenues was as follows:


                          QUARTER ENDED             QUARTER ENDED           SIX MONTHS ENDED             SIX MONTHS ENDED
                       SEPTEMBER 30, 1996         SEPTEMBER 30, 1995        SEPTEMBER 30, 1996         SEPTEMBER 30, 1995
                       ------------------         ------------------        ------------------         ------------------
                     $ REV          % REV        $ REV          % REV       $ REV          % REV        $ REV        % REV
Region:
United States        8,431            55%        6,805            49%       15,061            47%       11,875         44%
Europe               5,303            34%        5,215            37%       12,061            38%       11,252         41%
Asia/Pacific         1,685            11%        2,000            14%        4,787            15%        4,040         15%
                     -----           ---        ------           ---        ------           ---        ------        ---

                    15,419           100%       14,020           100%       31,909           100%       27,167        194%
                    ======           ===        ======           ===        ======           ===        ======        ===


The geographical results vary significantly quarter to quarter and are expected to vary significantly in the future due to the size of the Company's orders and the length of its sales cycle. The Company expects that revenues from foreign operations and export sales will continue to account for a significant percentage of its total revenues, and although the Company has entered into foreign currency hedging arrangements to minimize its risk of loss, fluctuations in foreign currency exchange rates could affect the Company's results of operations in the future.

COSTS AND EXPENSES:

COST OF REVENUES

Cost of revenues increased by 22% to $2.9 million in the quarter ended September 30, 1996 from $2.4 million in the quarter ended September 30, 1995. Cost of revenues increased by 26% to $5.8 million in the six months ended September 30, 1996 from $4.6 million in the six months ended September 30, 1995. Cost of revenues includes the amortization of previously capitalized software development costs, royalties on software and database licenses, the amortization of acquired technology, and other costs associated with revenues. Amortization of capitalized software development was $1.0 million and $2.0 million in the quarter and six months ended September 30, 1996, respectively, compared to $1.2 million and $2.4 million in the same periods ended September 30, 1995. Royalty costs were $1.1 million and $1.9 million for the quarter and six months ended September 30, 1996, respectively, as compared to $740 thousand and $1.3 million for the same periods ended September 30, 1995. The increase in royalty costs was due to higher sales of royalty bearing products. Other costs increased due to the production and shipment of ISIS 2.0 and SCREEN 1.0 the growth in Professional Services revenues.

PRODUCT DEVELOPMENT

The Company believes that a significant level of investment in product development is essential to market leadership. Product development expense for any period represents total product development expenditures less capitalized software development costs for such period. Total product development expenditures increased by 16% to $4.4 million in the quarter ended September 30, 1996 from $3.8 million in the quarter ended September 30, 1995. Total product development expenditures increased by 20% to $9.4 million for the six months ended September 30, 1996 from $7.8 million for the six months ended September 30, 1995. This increase was due to higher salaries and bonus accruals in the development group. Development headcount at September 30, 1996 was 129 compared to 131 at September 30, 1995. The Company anticipates that it will continue to commit substantial resources to product development in the future.

The Company capitalizes software development costs based on development budgets and begins to capitalize costs upon the establishment of technological feasibility. The Company capitalized $1.0 million and $2.0 million of software development costs for the quarter and six months ended September 30, 1996, respectively, compared to $1.4 million and $2.8 million for the same periods ended September 30, 1995. The decrease in the amount capitalized in fiscal 1997 is due to the completion of ISIS 2.0, which was released in March 1996.

SALES, MARKETING AND CUSTOMER SERVICE

Sales, marketing and customer service expenses, which include sales commissions and bonuses, increased by 6% to $6.6 million in the quarter ended September 30, 1996 from $6.2 million in the quarter ended September 30, 1995. Sales, marketing and customer service increased by 7% to $13.2 million in the six months ended September 30, 1996 from $12.3 million in the six months ended September 30, 1995. The increase was primarily due to increases in headcount (from 159 at September 30, 1995 to 178 at September 30, 1996) and higher salaries, bonuses and commissions earned in connection with increased revenues.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by 46% to $1.5 million for the quarter ended September 30, 1996 from $1.0 million for the quarter ended September 30, 1995. General and administrative expenses increased by 39% to $2.8 million for the six months ended September 30, 1996 from $2.0 million for the six months ended September 30, 1995. The increase for both periods are attributed to higher headcount, a concerted effort to upgrade the Company's infrastructure and the addition in February 1996 of a new management position, President and Chief Operating Officer. General and administrative headcount was 55 and 44 people at September 30, 1996 and 1995, respectively.

OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income and expense, miscellaneous income and expense and the realized gains and losses on foreign currency denominated transactions. Total other income (expense) was $219 thousand and $653 thousand for the quarter and six months ended September 30, 1996, respectively, as compared to $42 thousand and $243 thousand for the same periods ended September 30, 1995. The Company realized foreign currency exchange gains of $81 thousand and $442 thousand for the quarter and six months ended September 30, 1996, respectively, as compared to $41 thousand and $258 thousand for the same periods ended September 30, 1995. Net interest income was $136 thousand and $202 thousand for the quarter and six months ended September 30,

1996 as compared to net interest expense of $(17) thousand and $(47) thousand for the same periods ended September 30, 1995.

PROVISION FOR INCOME TAXES

The provision for income taxes was $101 thousand and $218 thousand for the quarters ended September 30, 1996 and 1995, respectively. The provision for income taxes was $573 thousand and $586 thousand for the six months ended September 30, 1996 and 1995, respectively. The provision for these periods relates primarily to foreign income and withholding tax. As of March 31, 1996, the Company had available for federal income tax purposes approximately $21.1 million of net operating loss carryforwards which will expire beginning in the year ending 2009 through 2011 if not used to offset future taxable income.

The Company has adopted, for all periods presented, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for financial accounting and reporting for income taxes. Under SFAS 109, the Company recorded a $2.6 million tax benefit in the fourth quarter of fiscal 1996 which represents the portion of the Company's deferred tax assets that management expects will be realized. Current accounting standards require the recognition of such tax benefits when it becomes more likely than not that they will be realized. On this basis, the Company intends to evaluate the amount recognized during future periods based on current and projected operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had $10.8 million of cash and cash equivalents, $5.3 million of marketable securities and $17.0 million of working capital. Net cash provided by operating activities was $3.2 million and $3.5 million for the six months ended September 30, 1996 and 1995, respectively. The Company used $2.1 million and $867 thousand in the six months ended September 30, 1996 and 1995, respectively, for the purchase of property and equipment, principally computer hardware, peripherals and in-house software upgrades. The Company expects that future purchases of property and equipment will likely be proportional to the Company's employee base.

The Company has secured a line of credit with a bank that permits aggregate borrowings of up to $5.0 million, subject to the balance of eligible accounts receivable. The interest rate on such borrowings is prime plus 1/4% and the line matures in June 1997. The Company believes that existing cash resources, amounts available under the line of credit and expected cash flows from operations will be sufficient to fund the Company's cash needs for at least the foreseeable future. The Company paid the former owners of the OHS database $2.1 million on October 1, 1996. This payment included $1.9 million of principal, $195 thousand of interest and finalized the OHS purchase. The Company expects its liquidity needs for the next twelve months to be consistent with historical requirements. At some point, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

PART II.  OTHER INFORMATION

Item 1:           Legal Proceedings -  Not Applicable

Item 2:           Changes in Securities - Not Applicable

Item 3:           Defaults Upon Senior Securities - Not Applicable

Item 4:           Submission of Matters to a Vote of Security Holders -

                  On August 7, 1996, the Company held its 1996 Annual Meeting of Stockholders at the Company's headquarters in San Leandro, California.

                  As of June 7, 1996 record date established for the annual meeting, there were 8,645,189 shares of Common Stock issued and outstanding, all of which were entitled to vote. Present in person or by proxy at the meeting were stockholders representing 7,083,642 shares. Such shares represented 82%, a quorum, of the total number of shares outstanding and entitled to vote. All of the proposals, and all nominees to the board of directors were approved by the stockholders.

                  The Company's stockholders voted on the following matters:

(1) Election of six directors. All directors proposed by management were elected for a period of one year.


NAME OF                            # OF VOTES         # OF VOTES       # OF VOTES         # OF          # OF BROKER
NOMINEE                                FOR             AGAINST          WITHHELD       ABSTENTIONS       NON-VOTES
-------                                ---             -------          --------       -----------       ---------
Steven D. Goldby                    6,968,532             -             115,110             -                -
Thomas D. Jones                     6,968,532             -             115,110             -                -
Peter W. Booth                      6,967,532             -             116,110             -                -
Donald E. O'Neill                   6,968,007             -             115,635             -                -
David N. Strohm                     6,968,632             -             115,010             -                -
Pedro M. Cuatrecasas                6,967,832             -             115,810             -                -

(2) Ratification of appointment of independent public auditors. The stockholders ratified the appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ended March 31, 1997. 6,954,087 votes were cast in favor of the appointment, 127,805 votes cast against and 1,750 abstentions.

(3) Approve an amendment to the Company's 1993 Stock Option and Restricted Stock Plan to increase the number of Common Stock reserved for issuance thereunder by 850,000 shares and to limit the number of shares for which any one individual may be granted stock options each year under the 1993 Plan to a maximum of 500,000 shares. The stockholders approved the amendment to the Company's 1993 Stock Option and Restricted Stock Plan. 3,231,429 votes were cast in favor of the amendment, 2,761,203 votes cast against, there were 91,520 abstentions and 999,490 broker non votes.

(4) Approve an amendment to the Company's 1993 Stock Option and Restricted Stock Plan to increase to 5,000 from 2,000 the annual grant to be made to non-employee directors under the Automatic Grant Program and to approve a shorter vesting schedule. The stockholders approved the amendment to the Company's 1993 Stock Option and Restricted Stock Plan. 4,618,571 votes were cast in favor of the amendment, 2,295,138 votes cast against, there were 92,800 abstentions and 77,133 broker non votes.

Item 5:           Other Information - Not Applicable

Item 6:           Exhibits and Reports on Form 8-K

                  (A)      EXHIBITS

EXHIBIT
NUMBER:
-------

11.1              Computation of Earnings Per Common Share

27.1              Financial Data Schedule

                  (B)      REPORT ON FORM 8-K - Not applicable

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MDL INFORMATION SYSTEMS, INC.
                                         (Registrant)



Date:    November 6, 1996      /s/ John J. Hanlon
                               _______________________________________
                               John J. Hanlon, Senior Vice President - Finance
                               (Principal Financial Officer)