Form 10-Q
period 1996-12-31
MDL INFORMATION SYSTEMS INC
filed 1997-02-06
CIK 895330

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 1996

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _________________

                         Commission file number 0-21596

                          MDL INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  94-3167497
              --------                                  ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

14600 Catalina Street  San Leandro, CA                      94577
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

(510) 895-1313                                                                 .
--------------------------------------------------------------------------------
(Registrant's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

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

                      Applicable Only to Corporate Issuers

Number of shares outstanding of each of the issuer's classes of common stock, as of February 4, 1997;

Common Stock, $.01 Par Value  - 8,760,806 shares

                                      INDEX

                          MDL INFORMATION SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                          NUMBER
Item 1.  Condensed Consolidated Financial Statements (Unaudited)

     Condensed consolidated balance sheets --
         December 31, 1996 and March 31, 1996                               3
     Condensed consolidated statements of operations --
         Three months and nine months ended December 31, 1996 and 1995      4
     Condensed consolidated statements of cash flows --
         Nine months ended December 31, 1996 and 1995                       5
     Notes to condensed consolidated financial statements--
         December 31, 1996                                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      7-14

PART II.  OTHER INFORMATION

Items 1-6      Not applicable                                               15
Item 6           Exhibits and Reports on Form 8-K                           15

SIGNATURE                                                                   16

PART I.  FINANCIAL INFORMATION

                          MDL INFORMATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31, 1996   MARCH 31, 1996
                                                              -----------------   --------------
                                                                 (UNAUDITED)           (A)
Current Assets:
  Cash and cash equivalents                                        $ 11,524          $ 15,134
  Accounts receivable, net                                           16,781            19,542
  Prepaid expenses and other assets                                   4,010             1,733
                                                                   --------          --------
             Total current assets                                    32,315            36,409

  Property and equipment, net                                         4,619             2,864
  Capitalized software development, net                              14,398            14,983
  Deferred tax asset                                                  2,556             2,556
  Other assets                                                        4,666               320
                                                                   --------          --------
             Total assets                                          $ 58,554          $ 57,132
                                                                   ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Note payable                                                                       $  1,900
  Accounts payable                                                 $  1,307             1,429
  Accrued compensation                                                2,316             3,219
  Accrued royalties                                                   2,953             1,590
  Other accrued liabilities                                           1,505             1,496
  Deferred revenues                                                   4,139            10,913
                                                                   --------          --------
             Total current liabilities                               12,220            20,547

Stockholders' equity:
  Common stock, $.01 par value                                           87                85
  Paid-in capital in excess of par                                   18,253            16,426
  Retained earnings                                                  28,675            20,486
  Cumulative translation adjustment                                    (681)             (412)
                                                                   --------          --------
             Total stockholders' equity                              46,334            36,585
                                                                   --------          --------
             Total liabilities and stockholders' equity            $ 58,554          $ 57,132
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

                          MDL INFORMATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         DECEMBER 31,                       DECEMBER 31,
                                                -----------------------------       -----------------------------
                                                    1996              1995             1996               1995
                                                -----------       -----------       -----------       -----------
Revenues:
    License and other                           $     9,235       $     7,581       $    25,265       $    20,599
    Database                                          7,232             5,187            13,895            10,730
    Maintenance                                       4,632             4,666            13,848            13,272
                                                -----------       -----------       -----------       -----------
                  Total revenues                     21,099            17,434            53,008            44,601
                                                -----------       -----------       -----------       -----------

Costs and Expenses:
    Cost of revenues                                  3,144             2,568             8,902             7,123
    Product development                               3,638             2,760            10,999             7,820
    Sales, marketing and customer service             7,526             6,797            20,744            19,133
    General and administrative                        1,607             1,068             4,431             3,095
                                                -----------       -----------       -----------       -----------
                  Total costs and expenses           15,915            13,193            45,076            37,171
                                                -----------       -----------       -----------       -----------

Income from operations                                5,184             4,241             7,932             7,430
                                                -----------       -----------       -----------       -----------

Other income (expense):
    Interest income (expense)                           116                (5)              318               (52)
   Other                                                455               285               906               575
                                                -----------       -----------       -----------       -----------

                  Total other income, net               571               280             1,224               523
                                                -----------       -----------       -----------       -----------

Income before income taxes                            5,755             4,521             9,156             7,953
Provision for income taxes                             (394)             (299)             (967)             (885)
                                                -----------       -----------       -----------       -----------

Net income                                      $     5,361       $     4,222       $     8,189       $     7,068
                                                ===========       ===========       ===========       ===========

Net income per common share                     $      0.57       $      0.45       $      0.85       $      0.77
                                                ===========       ===========       ===========       ===========

Shares used in computing net income
  per common share                                9,457,642         9,401,521         9,592,913         9,171,867
                                                ===========       ===========       ===========       ===========


See accompanying notes to financial statements.

                          MDL INFORMATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1996          1995
                                                                --------      --------
Net cash provided by operating activities                       $  2,422      $  8,342

Cash flows used in investing activities:
    Purchase of property and equipment                            (2,961)       (1,173)
    Purchase of short-term investments                            (6,855)
    Proceeds from sales of marketable securities                   6,855
    Capitalized software development costs                        (3,000)       (4,538)
                                                                --------      --------
        Net cash used in investing activities                     (5,961)       (5,711)
                                                                --------      --------

Cash flows provided by (used in) financing activities:
    Payment of note payable                                       (1,900)       (1,250)
    Exercise of stock options                                      1,829         1,886
                                                                --------      --------
        Net cash provided by (used in) financing activities          (71)          636
                                                                --------      --------

Increase (decrease) in cash and cash equivalents                  (3,610)        3,267
                                                                --------      --------

Cash and cash equivalents at beginning of period                  15,134         4,889
                                                                --------      --------
Cash and cash equivalents at end of period                      $ 11,524      $  8,156
                                                                ========      ========

See accompanying notes to financial statements.

                          MDL INFORMATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 1996

NOTE A -  BASIS OF PRESENTATION

MDL Information Systems, Inc. and its subsidiaries (collectively referred to as "MDL" or the "Company") provide integrated solutions that accelerate high throughput discovery and development in the life science and chemical industries. The Company's software systems, databases, and services help customers manage, communicate, and analyze the volumes of data associated with modern R&D workflows. With applications supporting chemical and biological information management, bioinformatics, automated synthesis and screening, and materials science, the Company is committed to being a leading provider of new technologies in the pharmaceutical, chemical and biotechnology industries.

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1996.

These financial statements reflect the consolidation of MDL Information Systems, Inc. and its subsidiaries at December 31, 1996 and March 31, 1996, the consolidated results of operations for the three and nine months ended December 31, 1996 and 1995, and the consolidated cash flows for the nine months ended December 31, 1996 and 1995. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to reflect current presentation of financial information.

NOTE B - NET INCOME PER COMMON SHARE

Net income per share was computed using the weighted average number of common shares outstanding and dilutive common equivalent shares attributable to stock options. (see Exhibit 11.1)

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results in any such forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed herein under the caption "Business Risks" and elsewhere in this Report as well as potential fluctuations in quarterly results, product development, technological change, competition, foreign sales, dependence upon key personnel, management of growth and general economic and market conditions. A discussion of such risks can be found in the Company's fiscal 1996 Annual Report on Form 10-K under the caption "Risk Factors."

The Company is engaged in the development, marketing and support of scientific information management software, chemical information databases and related services. The Company's first product was MACCS. After introducing MACCS, the Company continued to develop and introduce new products, including REACCS, MACCS-II and CPSS, as well as a number of chemical information databases. In September 1991, commercial shipments of ISIS (Integrated Scientific Information System) commenced. ISIS offers an integrated client-server-based management system for sharing scientific information throughout an organization. In March 1996, the Company released ISIS 2.0, a significant upgrade to ISIS. The Company continues to invest in ISIS. MDL SCREEN, released in April 1996, is the only industrial-strength software system for controlling the screening process. The Company's ISIS, Central Library, and Project Library provide solutions for managing chemical information and combinatorial libraries.

During the quarter ended December 31, 1996, the Company acquired exclusive worldwide marketing rights to two important bioinformatics product lines: The BioMerge System from Molecular Informatics, which gives biologists a powerful system for managing gene sequence data; and the Bioinformatics Workbench from the University of Illinois, which provides an intranet-based system for delivering data and computing tools vital to genomic research. As of December 31, 1996, these products had not been released.

All of these products, together with a growing Professional Services business, put the Company in the position of able to provide a comprehensive information management system for high-throughput discovery.

BUSINESS RISKS

The market for integrated, client-server-based software continues to emerge. Although the ISIS software has been licensed to a significant number of the Company's customers, many of those customers have licensed a limited number of seats and there can be no assurance that ISIS will achieve any further degree of market acceptance. If ISIS does not achieve any further degree of market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

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

OVERVIEW/NET INCOME

Net income for the quarter ended December 31, 1996 was $5.4 million or $.57 per share compared to net income of $4.2 million or $.45 per share for the quarter ended December 31, 1995. Total revenues increased by 21%. Total operating costs and expenses increased proportionately by 21%.

Net income for the nine months ended December 31, 1996 was $8.2 million or $.85 per share compared to net income of $7.1 million or $.77 per share for the nine months ended December 31, 1995. Total revenues increased by 19% which was offset by a 21% increase in total operating costs and expenses.

At December 31, 1996 the Company employed 365 people as compared to 345 at December 31, 1995.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain items in the consolidated statements of operations of the Company for the three and nine months ended December 31, 1996 and 1995, respectively:

                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                 DECEMBER 31,        DECEMBER 31,
                                              1996       1995      1996        1995
                                             ------------------   ------------------
                                              %REV       %REV      %REV        %REV
Revenues:
    License and other                          44%        43%        48%        46%
    Database                                   34         30         26         24
    Maintenance                                22         27         26         30
                                             ----       ----       ----       ----
                Total revenues                100%       100%       100%       100%
                                             ----       ----       ----       ----

Costs and Expenses:
    Cost of revenues                           15%        15%        17%        16%
    Product development                        17         16         21         17
    Sales, marketing & customer service        36         39         39         43
    General and administrative                  7          6          8          7
                                             ----       ----       ----       ----
                Total costs and expenses       75         76         85         83
                                             ----       ----       ----       ----

Income from operations                         25         24         15         17
                                             ----       ----       ----       ----

Other income (expense):
    Interest income, net                                              1
    Other                                       2          2          1          1
                                             ----       ----       ----       ----
                Total other income, net         2          2          2          1
                                             ----       ----       ----       ----

Income before income taxes                     27         26         17         18
Provision for income taxes                     (2)        (2)        (2)        (2)
                                             ----       ----       ----       ----

Net income                                     25%        24%        15%        16%
                                             ====       ====       ====       ====

REVENUES:

Total revenues for the quarter ended December 31, 1996 were $21.1 million, a 21% increase over the $17.4 million reported for the quarter ended December 31, 1995. For the nine months ended December 31, 1996, total revenues were $53.0 million, a 19% increase over the $44.6 million reported for the nine months ended December 31, 1995. The increase from quarter to quarter was primarily due to a 39% increase in database revenues, a 53% increase in Professional Services revenues, a 14% increase in total ISIS revenues and a 73% increase in MDL SCREEN revenues offset by a 24% decline in MACCS and REACCS maintenance revenues. The increase in the nine month period was primarily due to a 29% increase in database revenues, a 15% increase in total ISIS revenues, a 63% increase in Professional Services revenues and a 285% increase in MDL SCREEN revenues offset by a 22% decline in MACCS and REACCS maintenance.

License and other revenues increased by 22% to $9.2 million for the quarter ended December 31, 1996 from $7.6 million for the quarter ended December 31, 1995. License and other revenues increased by 23% to $25.3 million for the nine months ended December 31, 1996 from $20.6 million for the nine months ended December 31, 1995. In the quarter ended December 31, 1996, ISIS license revenues were $6.3 million, up 9% from the $5.8 million recorded in the comparable quarter ended December 31, 1995. Professional Services revenues were $2.1 million in the quarter ended December 31, 1996, an increase of 53% over the $1.3 million recorded in comparable period in 1995. MDL SCREEN license revenues were $710 thousand in the quarter ended December 31, 1996, an increase of 68% over the $424 thousand recorded in comparable period in 1995. In the nine month period ended December 31, 1996, ISIS license revenues increased by 8% to $18.1 million over the $16.7 million recorded in the comparable period ended in 1995. Professional services revenues were $5.3 million in the nine months ended December 31, 1996, an increase of 63% over the $3.3 million recorded in the comparable period ended December 31, 1995. MDL SCREEN license revenues were $1.6 million in the nine months ended December 31, 1996, an increase of 275% over the $424 thousand recorded in comparable period in 1995. ISIS license revenues for the quarter and nine months ended December 31, 1996 were 69% and 72% of total license and other revenues, respectively, compared to 76% and 81% for the same periods ended December 31, 1995.

Database revenues increased by 39% to $7.2 million for the quarter ended December 31, 1996 from $5.2 million for the quarter ended December 31, 1995. Database revenues increased by 29% to $13.9 million for the nine months ended December 31, 1996 from $10.7 million for the nine months ended December 31, 1995. These increases were primarily due to increased new sales and renewals of the ACD, CIRX, Metabolite, Spore and OHS database products. Database renewals represented 47% and 58% of the total database revenues for the quarter and nine months ended December 31, 1996, respectively, as compared to 60% and 64% for the same periods ended December 31, 1995. Database renewals are expected to continue to contribute a significant percentage of total database revenues in future periods.

Maintenance revenues were down slightly to $4.6 million for the quarter ended December 31, 1996 compared to $4.7 million for the quarter ended December 31, 1995. Maintenance revenues increased by 4% to $13.8 million for the nine months ended December 31, 1996 from $13.3 million for the nine months ended December 31, 1995. In the quarter, ISIS maintenance increased by 24%, offset by a 26% decline in MACCS and REACCS maintenance. The increase in the nine months ended December 31, 1996 as compared to the nine months ended December 31, 1995 was due to a 34% increase in ISIS maintenance offset by a 23% decline in maintenance revenues from the MACCS and REACCS product lines. In the quarter and nine months ended December 31, 1996, 62% and 60%, respectively, of maintenance revenues were recognized under contracts for the support of ISIS as compared to 50% and 47% for the same periods ended December 31, 1995. The Company expects ISIS maintenance revenues to continue to increase as the Company enters into new contracts and customers deploy more ISIS seats. Maintenance revenues related to the MACCS and REACCS product lines are expected to continue to decline. Total maintenance revenues in future periods will depend on the mix of these revenue sources.

Revenues from foreign sales of licenses and services include revenues denominated in foreign currencies sold through the Company's foreign subsidiaries and export revenues denominated in United States dollars sold through the Company's distributors in Asia. The geographical distribution of total revenues was as follows:

                   QUARTER ENDED       QUARTER ENDED     NINE MONTHS ENDED     NINE MONTHS ENDED
                    DECEMBER 31,       DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                 1996        1996    1995        1995    1996        1996       1995      1995
                ---------------------------------------------------------------------------------
                $ REV       % REV   $ REV       % REV   $ REV       % REV      $ REV      % REV
Region:
United States    9,479        45%    7,782        45%   24,540        46%      19,657        44%
Europe           9,012        43%    7,355        42%   21,073        40%      18,607        42%
Asia/Pacific     2,608        12%    2,297        13%    7,395        14%       6,337        14%
                ---------------------------------------------------------------------------------
                21,099       100%   17,434       100%   53,008       100%      44,601       100%
                =================================================================================

The geographical results can vary significantly quarter to quarter and may continue to vary significantly in the future due to the size of the Company's orders and the length of its sales cycle. The Company expects that revenues from foreign operations and export sales will continue to account for a significant percentage of its total revenues, and although the Company has entered into foreign currency hedging arrangements to minimize its risk of loss, fluctuations in foreign currency exchange rates could affect the Company's results of operations in the future.

COSTS AND EXPENSES:

COST OF REVENUES

Cost of revenues increased by 22% to $3.1 million in the quarter ended December 31, 1996 from $2.6 million in the quarter ended December 31, 1995. Cost of revenues increased by 25% to $8.9 million in the nine months ended December 31, 1996 from $7.1 million in the nine months ended December 31, 1995. Cost of revenues includes the amortization of previously capitalized software development costs, royalties on software and database licenses, the amortization of acquired technology, and other production costs. Amortization of capitalized software development was $1.0 million and $3.0 million in the quarter and nine months ended December 31, 1996, respectively, compared to $1.2 million and $3.6 million in the same periods ended December 31, 1995. Royalty costs were $1.2 million and $3.1 million for the quarter and nine months ended December 31, 1996, respectively, as compared to $1.0 million and $2.3 million for the same periods ended December 31, 1995. The increase in royalty costs was due to higher sales of royalty bearing products. Other production costs increased due to the shipment of ISIS 2.0 and SCREEN 1.0 and due to increased costs related to higher Professional Services revenues.

PRODUCT DEVELOPMENT

The Company believes that a significant level of investment in product development is essential to market leadership. Product development expense for any period represents total product development expenditures less capitalized software development costs for such period. Total product development expenditures increased by 12% to $4.6 million in the quarter ended December 31, 1996 from $4.1 million in the quarter ended December 31, 1995. Total product development expenditures increased by 17% to $14.0 million for the nine months ended December 31, 1996 from $12.0 million for the nine months ended December 31, 1995. This increase was principally due to higher salaries and bonus accruals in the development group. Development headcount at December 31, 1996 was 136 compared to 131 at December 31, 1995. The Company anticipates that it will continue to commit substantial resources to product development in the future.

The Company capitalizes software development costs based on development budgets and begins to capitalize costs upon the establishment of technological feasibility. The Company capitalized $1.0 million and $3.0 million of software development costs for the quarter and nine months ended December 31, 1996, respectively, compared to $1.4 million and $4.1 million for the same periods ended December 31, 1995. The decrease in the amount capitalized in fiscal 1997 is due to the completion of ISIS 2.0, which was released in March 1996.

SALES, MARKETING AND CUSTOMER SERVICE

Sales, marketing and customer service expenses, which include sales commissions and bonuses, increased by 11% to $7.5 million in the quarter ended December 31, 1996 from $6.8 million in the quarter ended December 31, 1995. Sales, marketing and customer service increased by 8% to $20.7 million in the nine months ended December 31, 1996 from $19.1 million in the nine months ended December 31, 1995. The increase was primarily due to increases in headcount (from 161 at December 31, 1995 to 170 at December 31, 1996) and higher salaries, bonuses and commissions earned in connection with increased revenues offset by the effects of foreign currency movements on the European sales offices.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by 51% to $1.6 million for the quarter ended December 31, 1996 from $1.1 million for the quarter ended December 31, 1995. General and administrative expenses increased by 43% to $4.4 million for the nine months ended December 31, 1996 from $3.1 million for the nine months ended December 31, 1995. The increase for both periods are attributed to higher headcount including the promotion of Tom Jones from Executive Vice President, Worldwide Sales to President and Chief Operating Officer in February 1996. General and administrative headcount was 59 and 53 at December 31, 1996 and 1995, respectively.

OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income and expense, miscellaneous income and expense and the realized gains and losses on foreign currency denominated transactions. Total other income (expense) was $571 thousand and $1.2 million for the quarter and nine months ended December 31, 1996, respectively, as compared to $280 thousand and $523 thousand for the same periods ended December 31, 1995. The Company realized foreign currency exchange gains of $451 thousand and $893 thousand for the quarter and nine months ended December 31, 1996, respectively, as compared to $285 thousand and $543 thousand for the same periods ended December 31, 1995. Net interest income was $116 thousand and $318 thousand for the quarter and nine months ended December 31, 1996 as compared to net interest expense of $(5) thousand and $(52) thousand for the same periods ended December 31, 1995.

PROVISION FOR INCOME TAXES

The provision for income taxes was $394 thousand and $299 thousand for the quarters ended December 31, 1996 and 1995, respectively. The provision for income taxes was $967 thousand and $885 thousand for the nine months ended December 31, 1996 and 1995, respectively. The provision for these periods relates primarily to foreign income and withholding tax. As of March 31, 1996, the Company had available for federal income tax purposes approximately $21.1 million of net operating loss carryforwards which will expire beginning in the year ending 2009 through 2011 if not used to offset future taxable income.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company had $11.5 million of cash and cash equivalents and $20.1 million of working capital. Net cash provided by operating activities was $2.4 million and $8.3 million for the nine months ended December 31, 1996 and 1995, respectively. While net income increased for the nine months ended December 31, 1996 as compared to the same period ended December 31, 1995, long-term receivables increased $4.3 million and the Company paid $2.7 million in advanced royalties for the exclusive marketing rights to two bioinformatics products. The Company used $3.0 million and $1.2 million in the nine months ended December 31, 1996 and 1995, respectively, for the purchase of property and equipment, principally computer hardware, peripherals and in-house software upgrades. The Company expects that future purchases of property and equipment will likely be proportional to the Company's employee base.

The Company has secured a line of credit with a bank that permits aggregate borrowings of up to $5.0 million, subject to the balance of eligible accounts receivable. The interest rate on such borrowings is prime plus 1/4% and the line matures in June 1997. On October 1, 1996, the Company paid the remaining balance of the note issued in connection with the acquisition of the OHS database business. The $2.1 million payment included $1.9 million of principal and $195 thousand of interest. The Company believes that existing cash resources, amounts available under the line of credit and expected cash flows from operations will be sufficient to fund the Company's cash needs for at least the next twelve months. The Company expects its liquidity needs for the next twelve months to be consistent with historical requirements. The Company may, however, require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

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

          (B)      REPORT ON FORM 8-K - Not applicable

27.1      Financial Data Schedule

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MDL INFORMATION SYSTEMS, INC.
                                       (Registrant)


                                   JOHN J. HANLON
Date: February 5, 1997           ----------------------------------
                                 John J. Hanlon, Senior Vice President - Finance
                                 (Principal Financial Officer)

                                Exhibit Index


Exhibit                 Description
-------                 ----------------------------

11.1                    Computation of Earnings Per Common Share

27.1                    Financial Data Schedule